Form 10-Q
period 2025-06-30
Yellowstone Group Ltd.
filed 2025-08-22
CIK 2071489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 333-288068

YELLOWSTONE GROUP LTD

(Exact name of registrant issuer as specified in its charter)

Nevada	8200	99-3878528
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

48 Janice Street, Seven Hills, Sydney, NSW 2147, Australia

(Address of principal executive offices, including zip code)

Issuer’s telephone number: (+61) 450315883

Company email: yellowstonegroup@yeah.net

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE

PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name on each exchange on which registered
N/A	N/A	N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on June 30, 2025
Common Stock, $0.0001 par value	20,000,000

PART I — FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

YELLOWSTONE GROUP LTD

BALANCE SHEET

	As of	As of
	June 30, 2025	March 31, 2025
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$14,937	$8,455
Accounts receivable	-	-
Prepayment and deposit	3,340	-
Total current assets	18,278	8,455

Non - current asset
Plant and equipment, net	$4,756	$4,680
Total non - current asset	4,756	4,680

TOTAL ASSETS	$23,034	$13,135

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,100	$8,500
Other payable	8,500
Advances from customers	3,333
Amounts due to a related party	7,534	5,455
Total current liabilities	22,467	13,955

Total liabilities	$22,467	$13,955

Stockholders’ equity
Common stock – Par value $ 0.0001; Authorized: 75,000,000 shares; Issued and outstanding: 20,000,000 shares as of June 30, 2025 and March 31, 2025	$2,000	$2,000
Additional paid in capital	-	-
Accumulated deficit	(1,433)	(2,820)
Total stockholders’ equity	$567	$(820)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,034	$13,135

The accompanying notes are an integral part of these financial statements.

YELLOWSTONE GROUP LTD

STATEMENT OF OPERATIONS

	Three months ended June 30
	2025	2024
	(Unaudited)	(Unaudited)
Revenue	$7,667	$-

Operating expenses
General and administrative expenses	6,280	0
Total operating expenses	6,280	0

Loss from operations	1,387	0

Other income	-	-

Net income	1,387	-

Earnings per share
Net loss per common share – basic and diluted	0.0001	0.0000

Weighted average number of common shares
Basic and diluted	20,000,000	0

The accompanying notes are an integral part of these financial statements.

F-2

YELLOWSTONE GROUP LTD

STATEMENTS OF COMPREHENSIVE LOSS

	Three months ended June 30
	2025	2024
	(Unaudited)	(Unaudited)

Net Loss	$(1,433)
Other comprehensive loss
Foreign currency translation adjustments, net of tax of nil
Comprehensive loss attributable to Yellowstone Group Ltd	(1,433)
Total comprehensive loss attributable to ordinary shares of Yellowstone Group Ltd	(1,433)

YELLOWSTONE GROUP LTD

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Additional paid in	Accumulated
	Shares	Amount	capital	Deficit	Total
July 08, 2024 (Date of Inception)	-	-	-	-	-
Issuance of share capital, founder’s shares	20,000,000	2,000			2,000
Net Profit(Loss)	-	-	-	（2,820）	（2,820）
Balance as of March 31, 2025 (Audited)	20,000,000	2,000	-	（2,820）	(820)
Net Profit(Loss)	-	-	-	1,387	1,387
Balance as of June 30, 2025 (Unaudited)	20,000,000	2,000	-	(1,433)	567

The accompanying notes are an integral part of these financial statements.

YELLOWSTONE GROUP LTD

STATEMENT OF CASH FLOWS

	Three months ended June 30
	2025	2024
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net income	$1,387	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	503	-
Changes in operating assets and liabilities:
Accounts receivable	-	-
Prepayment	(3,340)	-
Other payable	8,500
Advances from customers	3,333
Accounts payable	(5,400)	-
Net cash provided by/(used in) operating activities	4,982	-

Cash Flows From Investing Activity:
Purchase of plant and equipment	(579)	-
Net cash provided by/(used in) investing activity	(579)	-

Cash Flows From Financing Activity:
Proceeds from issuance of shares	-	-
Proceeds from related-party loans	2,079
Net cash provided by/(used in) financing activity	2,079	-

Net change in cash and cash equivalents	6,482	-
Cash and cash equivalents, beginning of period	8,455	-
Cash and cash equivalents, end of period	$14,937	$-

Supplemental cash flows information

Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these financial statements.

YELLOWSTONE GROUP LTD

NOTES TO FINANCIAL STATEMENTS

1. Organization and business background

Yellowstone Group Ltd, a Nevada corporation, (“the Company”) was incorporated under the laws of the State of Nevada on July 08, 2024.

Yellowstone Group Ltd is headquartered in Sydney, Australia. The Company offers financial consulting services to small Australian and New Zealand companies, listed or seeking to list on the U.S. OTC markets, specializing in the preparation of annual and quarterly financial statements and reports.

The Company’s executive office is located at 48 Janice Street, Seven Hills, Sydney, NSW 2147, Australia.

2. Summary of Significant Accounting Policies

(a) Basis of presentation

The financial statements for Yellowstone Group Ltd for three months ended June 30, 2025 are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The Company has adopted March 31 as its fiscal year end.

(b) Use of estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with US GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities in the balance sheets, and the reported revenue and expenses during the periods reported. Actual results may differ from these estimates.

(c) Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

(d) Accounts Receivable, net

Accounts receivable, net represents those receivables derived from the ordinary course of business and are recorded net of allowance that reflects the Company’s best estimate of the amounts that will not be collected. In determining collectability of the accounts receivables, the Company considers factors in assessing the expected credit losses, including historical credit loss experience, credit quality of customers, aging of the receivables, and specific facts and circumstances.

Accounts Receivable and allowance for credit losses. Trade receivables are uncollateralized customer obligations due under normal trade terms. The Company has established procedures to monitor credit risk. The estimated allowance is based on an analysis that estimates the amount of its total customer receivable balance that is not collectible. This analysis includes assessing a default probability to customers’ receivable balances, which is influenced by several factors including (i) current market conditions, (ii) periodic review of customer credit worthiness, and (iii) review of customer receivable aging and payment trends. Write-offs are recorded at the time a customer receivable is deemed uncollectible. In accordance with Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses, Measurement of Credit Losses on Financial Instruments the Company recognizes expected credit losses based on a broader range of reasonable and supportable information to inform credit loss estimates. The Company accrued allowance for credit losses of nil for the three months ended June 30, 2025.

(e) Plant and equipment, net

Plant and equipment are stated at cost less accumulated depreciation and impairment. Depreciation of plant and equipment are calculated on the straight-line method over their estimated useful lives or lease terms generally as follows:

Classification	Useful Life
Computer and Software	3 years

(f) Revenue Recognition

Revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods and services. The Company applies the following five-step model in order to determine this amount:

(i)	identification of the promised goods and services in the contract;

(ii)	determination of whether the promised goods and services are performance obligations, including whether they are distinct in the context of the contract;

(iii)	measurement of the transaction price, including the constraint on variable consideration;

(iv)	allocation of the transaction price to the performance obligations; and

(v)	recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Under Topic 606, the Company records revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable. The Company records revenue from the provision of services upon delivery of the finalized Personal Financial Report to the customer.

(g) Earnings Per Share

The Company reports earnings per share in accordance with ASC 260 “Earnings Per Share”, which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common stock outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Further, if the number of common stock outstanding increases as a result of a stock dividend or stock split or decreases as a result of a reverse stock split, the computations of a basic and diluted earnings per share shall be adjusted retroactively for all periods presented to reflect that change in capital structure.

The Company’s basic earnings per share is computed by dividing the net income available to holders by the weighted average number of the Company’s common stock outstanding. Diluted earnings per share reflects the amount of net income available to each common stock outstanding during the period plus the number of additional shares that would have been outstanding if potentially dilutive securities had been issued.

(h) Income Taxes

The Company accounts for income taxes using the asset and liability method prescribed by ASC 740 “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the years in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

New U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “U.S. Tax Reform”), was signed into law on December 22, 2017. The U.S. Tax Reform modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transaction tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. Taxpayers may elect to pay the one-time transition tax over eight years, or in a single lump-sum payment.

(i) Comprehensive Loss

Comprehensive Loss includes all changes in equity except those resulting from investments by owners and distributions to owners. For the years presented, the Company’s total comprehensive loss includes net loss.

(j) Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

(k) Fair Value Measurement

Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements and Disclosures”, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. It also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and that market participant assumptions include assumptions about risk and effect of a restriction on the sale or use of an asset.

This ASC establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

(l) Recently issued and adopted accounting pronouncements

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s financial statements.

3. Cash and Cash Equivalents

The following is a summary of cash and cash equivalents:

	As of June 30, 2025	As of March 31, 2025

Cash and cash equivalents	$14,937	$8,455
Total	$14,937	$8,455

4. Property and equipment, net

Property and equipment consisted of the following as of June 30, 2025:

	As of June 30, 2025	As of March 31, 2025

Computer, software and office equipment	$6,034	$5,455
Less: accumulated depreciation	(1,278)	(775)
Property and equipment, net	$4,756	$4,680

Depreciation expense for the three months ended June 30, 2025 and June 30, 2024 was $503 and $0, respectively.

5. Related Party Transaction

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence. Related parties may be individuals or corporate entities.

For the period ended June 30, 2025 and March 31, 2025, the balance amount due to related parties were as follows:

Balance amount with Related Parties:

	As of June 30, 2025	As of March 31, 2025

Amount due to related parties	$7,534	$5,455

6. Shareholders’ Equity

The Company has 75,000,000 shares of commons stock authorized.

On March 5, 2025, Jianing Yang, subscribed 20,000,000 shares of common stock at $0.0001 per share for a total subscription value of $2,000.

As of June 30, 2025, the Company has 20,000,000 shares of common stock issued and outstanding.

7. Revenue

	Three months ended June 30
	2025	2024

Financial consulting services	$7,667	$0
Total	$7,667	$-

Financial consulting services for the three months ended June 30, 2025 and June 30, 2024 was $7,667 and $0, respectively

8. Net Loss per Common Share

Net income per common share was computed by dividing net loss attributable to common shareholders by the weighted average number of ordinary shares outstanding for the three months ended June 30, 2025:

As of June 30, 2025
US$

Numerator:
Net income —basic and diluted	1,387
Net income attributable to common shareholders	1,387
Shares (Denominator):
Weighted average number of common shares outstanding	20,000,000
Basic and diluted
Net income per share—basic and diluted	0.0001

9. Concentrations of risk

Customer Concentration

For the three months ended June 30, 2025, there were three customers who accounted for 100% of the Company’s revenues.

The following table summarized customers with greater than 10% of the revenues and its accounts receivable balance:

	For the three months ended June 30, 2025
	Revenue	Percentage of Revenue	Accounts receivable
	US$	%	US$

Customer A	5,500	72%	-
Customer B	1,500	19%	-
Total	7,000	91%	-

10. Commitments and contingencies

The Company did not have other significant capital commitments or significant guarantees as of June 30, 2025, respectively.

11. Subsequent Event

Management has evaluated subsequent events through the date of this filing. All subsequent events requiring recognition as of June 30, 2025 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events”.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Form S-1/A dated July 17, 2025, for the period from inception on July 08, 2024 to March 31, 2025 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis” and other information contained in such Form S-1/A. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarter report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Form S-1/A registration statement, filed on July 17, 2025, in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarter report on Form 10-Q. The following should also be read in conjunction with the unaudited Condensed Financial Statements and notes thereto that appear elsewhere in this report.

Company Overview

We, YELLOWSTONE GROUP LTD, a Nevada corporation (“the Company”) was incorporated under the laws of the State of Nevada on July 08, 2024.

The Company’s executive office is located at 48 Janice Street, Seven Hills, Sydney, NSW 2147, Australia. We offers financial consulting services to small Australian and New Zealand companies with limited resources and annual turnover of less than $1 million USD, listed or seeking to list on the U.S. OTC markets, specializing in the preparation of annual and quarterly financial statements and reports.

Results of operations for the three months ended June 30, 2025

Revenues

For the three months ended June 30, 2025, the Company generated revenue in the amount of $ 7,667. The revenue was generated as a result of the Company having provided financial consulting services to three Australian and New Zealand companies listed or seeking to list on the U.S. OTC markets

General and Administrative Expenses

For the three months ended June 30, 2025, the Company had general and administrative expenses in the amount of $6,280. These were primarily comprised of bank charges and professional fees.

Net Income

Our net income for the three months ended June 30, 2025was $ 1,387.

Liquidity and Capital Resources

Cash Provided by Operating Activities

Net cash provided by operating activities was $4,982 for the three months ended June 30, 2025. Cash provided by operating activities was attributable to increases in accrued liabilities and prepayment.

Cash Used In Investing Activity

For the three months ended June 30, 2025, the Company had realized “cash used in investing activity” of $579. The cash used in investing activity was attributable to the purchase of plant and equipment.

Cash Provided by Financing Activity

For the three months ended June 30, 2025, the Company had realized “cash from financing activities” of $2,079, of which $2,079 was from related-party loans.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer concluded that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties and effective risk assessment; and (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of June 30, 2025.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The internal controls for the Company are provided by executive management’s review and approval of all transactions. Our internal control over financial reporting also includes those policies and procedures that:

1.	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2.	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management; and

3.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

As of June 30, 2025, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, our internal control over financial reporting were not effective due to the presence of material weaknesses.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDING

We are not subjected to nor engaged in any litigation, arbitration or claim of material importance, and no litigation, arbitration or claim of material importance is known to us to be pending or threatened by or against our Company that would have a material adverse effect on our Company’s results of operations or financial condition. Further, there are no proceedings in which any of our directors, officers or affiliates, or any beneficial shareholder are an adverse party or has a material interest adverse to our Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

32.1	Section 1350 Certification of principal executive officer

101.INS	Inline XBRL Instance Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

YELLOWSTONE GROUP LTD
(Name of Registrant)

Date: August 22, 2025

	By:	/s/ JIANING YANG
Jianing Yang
	Title:	Chief Executive Officer, President, Secretary, Treasurer, Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

-6-