Form 10-Q
period 2025-09-30
Yellowstone Group Ltd.
filed 2025-11-14
CIK 2071489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

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

N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name on each exchange on which registered
N/A	N/A	N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on September 30, 2025
Common Stock, $0.0001 par value	20,000,000

PART I — FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

YELLOWSTONE GROUP LTD

BALANCE SHEET

	As of	As of
	September 30, 2025	March 31, 2025
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$56,512	$8,455
Accounts receivable	-	-
Prepayment and deposit	5,323	-
Total current assets	61,834	8,455

Non - current asset
Plant and equipment, net	$4,253	$4,680
Total non - current asset	4,253	4,680

TOTAL ASSETS	$66,088	$13,135

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,250	$8,500
Other payable	11,600	-
Advances from customers	3,333	-
Amounts due to a related party	7,534	5,455
Total current liabilities	25,717	13,955

Total liabilities	$25,717	$13,955

Stockholders’ equity
Common stock – Par value $ 0.0001; Authorized: 75,000,000 shares; Issued and outstanding: 22,400,000 shares as of September 30, 2025 and March 31, 2025	$2,240	$2,000
Additional paid in capital	35,760	-
Accumulated deficit	2,371	(2,820)
Total stockholders’ equity	$40,371	$(820)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$66,088	$13,135

The accompanying notes are an integral part of these financial statements.

YELLOWSTONE GROUP LTD

STATEMENT OF OPERATIONS

	Three months ended September 30		Six months ended September 30
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$11,000	$-	$18,667	$-

Operating expenses
General and administrative expenses	7,196	0	13,476	0
Total operating expenses	7,196	0	13,476	0

Loss from operations	3,804	0	5,191	0

Other income	-	-	-	0

Net income	3,804	0	5,191	0

Earnings per share
Net loss per common share – basic and diluted	0.0002	0	0.0003	0

Weighted average number of common stock
Basic and diluted	20,836,304	0	20,420,437	0

The accompanying notes are an integral part of these financial statements.

F-2

YELLOWSTONE GROUP LTD

STATEMENTS OF COMPREHENSIVE LOSS

	Three months ended September 30		Six months ended September 30
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Profit (Loss)	3,804		5,191
Other comprehensive (loss) income
Foreign currency translation adjustments, net of tax of nil
Comprehensive loss attributable to Yellowstone Group Ltd	3,804		5,191
Total comprehensive loss attributable to common shares of Yellowstone Group Ltd	3,804		5,191

YELLOWSTONE GROUP LTD

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Additional paid in	Accumulated
	Shares	Amount	capital	Deficit	Total
Balance as of March 31, 2025 (Unaudited)	20,000,000	2,000	0	(2,820)	(820)
Net Profit (Loss)	-	-	-	1,386	1,386
Balance as of June 30, 2025 (Unaudited)	20,000,000	2,000	0	(1,433)	567
Net Profit (Loss)	-	-	-	3,804	3,804
Initial public offering	2,400,000	240	35,760	-	36,000
Balance as of September 30, 2025 (Unaudited)	22,400,000	2,240	35,760	2,371	40,371

The accompanying notes are an integral part of these financial statements.

YELLOWSTONE GROUP LTD

STATEMENT OF CASH FLOWS

	Six months ended September 30
	2025	2024
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net income	$5,191	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,006	-
Changes in operating assets and liabilities:
Accounts receivable	-	-
Prepayment	(5,323)	-
Accounts payable	(5,250)	-
Other payable	11,600	-
Advances from customers	3,333	-
Net cash provided by/(used in) operating activities	10,557	-

Cash Flows From Investing Activity:
Purchase of plant and equipment	(579)	-
Net cash provided by/(used in) investing activity	(579)	-

Cash Flows From Financing Activity:
Proceeds from issuance of shares	36,000	-
Proceeds from related-party loans	2,079
Net cash provided by/(used in) financing activity	38,079	-

Net change in cash and cash equivalents	48,057	-
Cash and cash equivalents, beginning of period	8,455	-
Cash and cash equivalents, end of period	$56,512	$-

Supplemental cash flows information

Income taxes paid	$-	$-
Interest paid	$-	$-

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

The Company’s executive office is located at 48 Janice Street, Seven Hills, Sydney, NSW 2147, Australia.

2. Summary of Significant Accounting Policies

(a) Basis of presentation

The financial statements for Yellowstone Group Ltd for three months ended September 30, 2025 are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The Company has adopted March 31 as its fiscal year end.

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

Accounts Receivable and allowance for credit losses. Trade receivables are uncollateralized customer obligations due under normal trade terms. The Company has established procedures to monitor credit risk. The estimated allowance is based on an analysis that estimates the amount of its total customer receivable balance that is not collectible. This analysis includes assessing a default probability to customers’ receivable balances, which is influenced by several factors including (i) current market conditions, (ii) periodic review of customer credit worthiness, and (iii) review of customer receivable aging and payment trends. Write-offs are recorded at the time a customer receivable is deemed uncollectible. In accordance with Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses, Measurement of Credit Losses on Financial Instruments the Company recognizes expected credit losses based on a broader range of reasonable and supportable information to inform credit loss estimates. The Company accrued allowance for credit losses of nil for the three months ended September 30, 2025.

(e) Plant and equipment, net

Plant and equipment are stated at cost less accumulated depreciation and impairment. Depreciation of plant and equipment are calculated on the straight-line method over their estimated useful lives or lease terms generally as follows:

Classification	Useful Life
Computer and Software	3 years
Office furniture	3 years

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

3. Cash and Cash Equivalents

The following is a summary of cash and cash equivalents:

	As of September 30, 2025	As of March 31, 2025

Cash and cash equivalents	$56,512	$8,455
Total	$56,512	$8,455

4. Property and equipment, net

Property and equipment consisted of the following as of September 30, 2025:

	As of September 30, 2025	As of March 31, 2025

Computer, software and office equipment	$6,034	$5,455
Less: accumulated depreciation	(1,781)	(775)
Property and equipment, net	$4,253	$4,680

Depreciation expense for the three months ended September 30, 2025 and September 30, 2024 was $503 and $0, respectively.

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

For the period ended September 30, 2025 and March 31, 2025, the balance amount due to related parties were as follows:

Balance amount with Related Parties:

	As of September 30, 2025	As of March 31, 2025

Amount due to related parties	$7,534	$5,455

6. Shareholders’ Equity

The Company has 75,000,000 shares of commons stock authorized.

On March 5, 2025, Jianing Yang, subscribed 20,000,000 shares of common stock at $0.0001 per share for a total subscription value of $2,000.

On August and September 2025, the Company issued 2,400,000 shares of common stock at $0.015 per share through an initial public offering. The common stock has a par value of $0.0001 per share, resulting in total proceeds of $36,000, which were allocated as $240 to Common Stock and $35,760 to Additional Paid-in Capital..

As of September 30, 2025, the Company has 22,400,000 shares of common stock issued and outstanding.

7. Revenue

	Three months ended September 30
	2025	2024

Financial consulting services	$11,000	$0
Total	$11,000	$0

	Six months ended September 30
	2025	2024

Financial consulting services	$18,667	$0
Total	$18,667	$0

Financial consulting services for the Six months ended September 30, 2025 and September 30, 2024 was $18,667 and $0, respectively

8. Net Loss per Common Share

Net income per common share was computed by dividing net income attributable to common shareholders by the weighted average number of ordinary shares outstanding for the six months ended September 30, 2025:

As of September 30, 2025
US$

Numerator:
Net income —basic and diluted	5,190
Net income attributable to common shareholders	5,190
Shares (Denominator):
Weighted average number of common shares outstanding	20,420,437
Basic and diluted
Net income per share—basic and diluted	0.0003

For the three months ended September 30, 2025:

As of September 30, 2025
US$

Numerator:
Net income —basic and diluted	3,804
Net income attributable to common shareholders	3,804
Shares (Denominator):
Weighted average number of common shares outstanding	20,836,304
Basic and diluted
Net income per share—basic and diluted	0.0002

9. Concentrations of risk

Customer Concentration

For the six months ended September 30, 2025, there were three customers who accounted for 100% of the Company’s revenues.

The following table summarized customers with greater than 10% of the revenues and its accounts receivable balance:

	For the six months ended September 30, 2025
	Revenue	Percentage of Revenue	Accounts receivable
	US$	%	US$

Customer A	11,000	59%	-
Customer B	6,000	32%	-
Total	17,000	91%	-

10. Commitments and contingencies

The Company did not have other significant capital commitments or significant guarantees as of September 30, 2025, respectively.

11. Subsequent Event

Management has evaluated subsequent events through the date of this filing. All subsequent events requiring recognition as of September 30, 2025 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events”.

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

Results of operations for the three and six months ended September 30, 2025

Revenues

For the three months ended September 30, 2025, the Company generated revenue in the amount of $ 11,000. The revenue was generated as a result of the Company having provided financial consulting services to three Australian and New Zealand companies listed or seeking to list on the U.S. OTC markets

For the six months ended September 30, 2025, the Company generated revenue in the amount of $ 18,667. The revenue was generated as a result of the Company having provided financial consulting services to three Australian and New Zealand companies listed or seeking to list on the U.S. OTC markets

General and Administrative Expenses

For the three months ended September 30, 2025, the Company had general and administrative expenses in the amount of $7,196. These were primarily comprised of bank charges and professional fees.

For the six months ended September 30, 2025, the Company had general and administrative expenses in the amount of $13,476. These were primarily comprised of bank charges and professional fees.

Net Income

Our net income for the three months ended September 30, 2025 was $3,804.

Our net income for the six months ended September 30, 2025 was $ 5,190.

Liquidity and Capital Resources

Cash Provided by Operating Activities

Net cash provided by operating activities was $10,557 for the six months ended September 30, 2025. Cash provided by operating activities was attributable to increases in prepayment, other payables, advances from customers, amounts due to a related party, and decreases in accounts payable .

Cash Used In Investing Activity

For the six months ended September 30, 2025, the Company had realized “cash used in investing activity” of $579. The cash used in investing activity was attributable to the purchase of plant and equipment.

Cash Provided by Financing Activity

For the six months ended September 30, 2025, the Company had realized “cash from financing activities” of $38,079, of which $2,079 was from related-party loans and $36,000 from 2,400,000 shares of common stock issued through initial public offering.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer concluded that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties and effective risk assessment; and (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of September 30, 2025.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

As of September 30, 2025, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, our internal control over financial reporting were not effective due to the presence of material weaknesses.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 14, 2025

By:	/s/ JIANING YANG
Jianing Yang
Title:	Chief Executive Officer, President, Secretary, Treasurer, Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

-8-