Form 10-K
period 2026-03-31
Yellowstone Group Ltd.
filed 2026-06-25
CIK 2071489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended March 31, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 333-259112

YELLOWSTONE GROUP LTD

(Exact name of registrant issuer as specified in its charter)

Nevada	99-3878528
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

48 Janice Street, Seven Hills, Sydney, NSW 2147, Australia
Address of principal executive offices, including zip code

(+61) 450315883
Registrant’s phone number, including area code

Securities registered pursuant to Section 12(b) of the Securities Exchange Act: None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

N/A

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2026
Common Stock, $0.0001 par value	22,400,000

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference.

YELLOWSTONE GROUP LTD

FORM 10-K

For the Fiscal Year Ended March 31, 2026

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantee of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

●	The availability and adequacy of our cash flow to meet our requirements;

●	Economic, competitive, demographic, business and other conditions in our local and regional markets;

●	Changes or developments in laws, regulations or taxes in our industry;

●	Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

●	Competition in our industry;

●	The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

●	Changes in our business strategy, capital improvements or development plans;

●	The availability of additional capital to support capital improvements and development; and

●	Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Defined Terms

Except as otherwise indicated by the context, references in this Report to:

●	The “Company,” “we,” “us,” “our,” or “Birdie Win” are references to Yellowstone Group Ltd, a Nevada corporation.

●	“Common Stock” refers to the common stock, par value $0.0001, of the Company;

●	“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States;

●	“Securities Act” refers to the Securities Act of 1933, as amended; and

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

PART I

ITEM 1. BUSINESS

The Company

Yellowstone Group Ltd, a Nevada corporation (“the Company”) was incorporated under the laws of the State of Nevada on July 08, 2024.

On July 08, 2024, Ms. Jianing Yang was appointed as President, Secretary, Treasurer, Chief Executive Officer, and Director.

On July 08, 2024, the Company issued 20,000,000 shares of restricted common stock, with $0.0001 per share, to Ms. Jianing Yang in consideration of $2,000. The $2,000 in proceeds went to the Company to be used as working capital.

In regards to all of the above transactions we claim an exemption from registration afforded by Section 4a(2) and/or Regulation S of the Securities Act of 1933, as amended (“Regulation S”) due to the fact that all sales of stock were made to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

Yellowstone Group Ltd offers financial consulting services to small Australian and New Zealand companies with limited resources and annual turnover of less than $1 million USD, listed or seeking to list on the U.S. OTC markets, specializing in the preparation of annual and quarterly financial statements and reports.

On September 30, 2025, the Company resolved to close the public offering pursuant to Form S-1, resulting in 2,400,000 shares of common stock being sold at $0.015 per share for a total of $36,000. The proceed of $36,000 went directly to the Company and shall be utilized pursuant to the use of proceed stated in the Form S-1.

Description of Business

Yellowstone Group Ltd is headquartered in Sydney, Australia. We provide financial consulting services to small Australian and New Zealand companies with limited resource.

Yellowstone Group Ltd operates on a service-based business model designed to meet the financial reporting needs of small companies with limited resources and annual turnover of less than $1 million USD. The Company primarily serves Australian and New Zealand companies listed or seeking to list on the U.S. OTC markets, offering specialized financial consulting services under annual service agreements.

Under these agreements, Yellowstone Group Ltd provides the following services:

1.	Three Quarterly Financial Statements and Reports:

Each quarter, the Company prepares detailed financial statements and reports that accurately reflect its clients’ financial performance and position. These reports are crafted to meet the stringent requirements of the U.S. Securities and Exchange Commission (SEC) and the U.S. OTC markets, ensuring full regulatory compliance and transparency for investors.

2.	One Annual Financial Statement and Report:

At the close of each fiscal year, Yellowstone Group Ltd delivers a comprehensive annual report, including financial statements and required disclosures such as Management’s Discussion and Analysis. This report is fully compliant with SEC regulations and the requirements of the U.S. OTC markets, and it provides a complete overview of the company’s financial performance for the year.

To date, we have entered into an annual service agreement with one of our three clients. With our other client, we have entered into separate one-off service agreements on a quarterly basis rather than a single annual agreement. These quarterly agreements define the scope of services to be performed and the fees payable for each period.

We do not provide audited financial statements or audit reports. Our services are limited to the preparation of unaudited management accounts to assist our clients with their periodic reporting needs. Independent, PCAOB-registered accounting firms engaged by our clients are responsible for auditing these financial statements and issuing any audit opinions required for SEC filings.

This business model is designed to address the unique challenges faced by small companies with limited resources. By partnering with Yellowstone Group Ltd, clients gain access to expert support in navigating the complexities of SEC compliance and financial reporting, allowing them to focus on their core operations while ensuring adherence to regulatory standards.

For Yellowstone Group Ltd, this approach ensures predictable revenue streams through recurring annual service agreements and fosters strong, long-term client relationships. By specializing exclusively in the preparation of annual and quarterly financial statements and reports for small companies, the Company has established itself as a trusted partner for businesses aiming to succeed in the competitive U.S. OTC markets.

Pricing

Yellowstone Group Ltd provides its financial consulting services through an annual service agreement that includes the preparation of financial statements and reports. The pricing structure is as follows:

●	Quarterly Financial Statements and Reports:

$5,000 USD per report.

Three reports per year, totaling $15,000 USD.

●	Annual Financial Statement and Report:

$7,000 USD per report.

●	Total Cost:

Combined, the total cost for the annual service agreement is $22,000 USD per client.

This straightforward pricing plan ensures clients receive comprehensive, high-quality financial reporting services that align with the stringent regulatory standards of the U.S. OTC markets.

Marketing

Yellowstone Group Ltd recognizes that word-of-mouth is a particularly effective marketing tool in the financial consulting industry. The Company is committed to maintaining and enhancing client satisfaction to strengthen its referral network and drive organic growth through positive client experiences.

The Company also intends to increase its marketing efforts by leveraging the personal networks and industry association channels of its President. While specific channels have not yet been fully identified, the President plays a key role in expanding the Company’s reach by utilizing professional connections, social networks, and referrals from existing clients.

Additionally, we plan to bolster our professional reputation and image by showcasing our knowledge and industry expertise through marketing campaigns across various media platforms, including our website at www.yellowstones.net. We also intend to launch a social media campaign utilizing Blogs, Twitter, Facebook, and LinkedIn. A targeted campaign will focus on small companies with limited resources and annual turnover of less than $1 million USD. At this point in time, we cannot state with certainty when we will commence the aforementioned marketing activities.

Industry Competition

The financial consulting industry is highly competitive, with firms ranging from large, multinational organizations to smaller, specialized consulting companies. Within this industry, competition is driven by factors such as pricing, expertise, service quality, client relationships, and the ability to navigate complex regulatory environments.

Yellowstone Group Ltd operates within a niche segment of the financial consulting industry, focusing exclusively on small Australian and New Zealand companies with limited resources and an annual turnover of less than $1 million USD that are listed or seeking to list on the U.S. OTC markets. This specialization allows the Company to differentiate itself by offering tailored services, including the preparation of annual and quarterly financial statements and reports, which are specifically designed to meet the stringent regulatory requirements of the U.S. Securities and Exchange Commission (SEC) and the U.S. OTC markets.

The Company faces competition from various sources, including:

●	Large Multinational Consulting Firms: These firms offer a broad range of financial consulting services and often cater to a wide client base, including larger companies. While they may possess extensive resources and brand recognition, their services may not be as cost-effective or specialized for small businesses.

●	Regional and Boutique Consulting Firms: Smaller firms operating in Australia and New Zealand may compete directly with Yellowstone Group Ltd by offering similar financial consulting services. These firms often rely on personalized client relationships and local market knowledge to attract business.

●	In-House Teams: Some small companies may choose to handle financial reporting internally, often relying on existing staff or hiring specialized personnel. However, this approach may not be cost-effective or efficient for companies that lack sufficient resources or expertise in complying with SEC regulations and U.S. OTC market requirements.

Despite the competitive landscape, Yellowstone Group Ltd leverages its deep understanding of the unique needs of small businesses, its expertise in U.S. OTC market compliance, and its commitment to high-quality service to maintain a competitive edge. By focusing on its niche and delivering exceptional value to its clients, the Company is well-positioned to compete effectively in this specialized segment of the financial consulting industry.

Employees

As of March 31, 2026, we have two employees including our CEO and sole director, Ms. Jianing Yang. Currently, Ms. Yang has the flexibility to work on our business up to 20 hours per week, but is prepared to devote more time if necessary. The Company continues to operate as described in the S-1/A, delivering financial consulting services, and will hire the third employee if revenues and resources increase in 2026. This ensures prudent capital use while maintaining active operations and pursuing growth.

Government Regulations

Yellowstone Group Ltd solely provides financial consulting services and does not engage in the distribution of financial products, such as insurance or investment products. To the best of our knowledge, we are not required to obtain any specific licenses beyond standard business registration licenses in the jurisdictions where we intend to operate.

We are committed to complying with all applicable laws and regulations in the regions where we conduct business. Should regulatory requirements change or new licensing obligations arise in the future, Yellowstone Group Ltd will take the necessary steps to ensure full compliance.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1C. CYBERSECURITY

Risk management and strategy

We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data.

Managing Material Risks & Integrated Overall Risk Management

We have strategically integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cybersecurity risk management. This integration ensures that cybersecurity considerations are an integral part of our decision-making processes at every level. Our management team continuously evaluates and addresses cybersecurity risks in alignment with our business objectives and operational needs.

Oversee Third-Party Risk

Because we are aware of the risks associated with third-party service providers, we have implemented stringent processes to oversee and manage these risks. We conduct thorough security assessments of all third-party providers before engagement and maintain ongoing monitoring to ensure compliance with our cybersecurity standards. The monitoring includes annual assessments of the system and organization controls (SOC) reports of our providers and implementing complementary controls. This approach is designed to mitigate risks related to data breaches or other security incidents originating from third parties.

Risks from Cybersecurity Threats

We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing during the financial year ended March 31, 2026. We will continue to monitor and assess our cybersecurity risk management program as well as invest in and seek to improve such systems and processes as appropriate. If we were to experience a material cybersecurity incident in the future, such an incident may have a material effect, including on our operations, business strategy, operating results, or financial condition. For more information regarding cybersecurity risks that we face and potential impacts on our business related thereto, see the section titled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

Governance

Our board of directors is responsible for monitoring and assessing strategic risk exposure.

Our cybersecurity coordinator is responsible for assessing and managing our material risks from cybersecurity threat and reports to our CEO. This ensures that the senior management are kept abreast of the cybersecurity posture and potential risks faced by our group.

ITEM 2. DESCRIPTION OF PROPERTY

We do not own any real estate or other properties. Our office is located at 48 Janice Street, Seven Hills, Sydney, NSW 2147, Australia

We believe that our existing facilities are adequate for our current needs and that we will be able to lease suitable additional or alternative space on commercially reasonable terms if and when we need it.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. There are currently no pending legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company sole class of common equity is currently quoted under OTC Markets Pink Sheet under symbol YSGL since June 01, 2026. The Company believes that we do not have an established public trading market and we cannot assure you that there will be any liquidity for our common stock in the future and such quotation reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders

As of March 31, 2026, we have 30 shareholders on record of our common stock.

Transfer Agent and Registrar

The transfer agent for our capital stock is Transfer Online, Inc, with an address at 512 SE Salmon St., Portland, OR 97214, United States and telephone number is +1 (503) 227-2950.

Penny Stock Regulations

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our Common Stock, when and if a trading market develops, may fall within the definition of penny stock and be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 individually, or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our Common Stock and may affect the ability of investors to sell their Common Stock in the secondary market.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the investors’ ability to buy and sell our stock.

Dividends

Any future determination as to the declaration and payment of dividends on shares of our Common Stock will be made at the discretion of our board of directors out of funds legally available for such purpose. We are under no contractual obligations or restrictions to declare or pay dividends on our shares of Common Stock. In addition, we currently have no plans to pay such dividends. Our board of directors currently intends to retain all earnings for use in the business for the foreseeable future.

Recent Sales of Unregistered Securities

No securities have been sold by the Company during the period covered by this Form 10-K.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended March 31, 2026.

Other Stockholder Matters

None.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for fiscal year ended March 31, 2026 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this report. Some of the information contained in this management’s discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward looking statements that involve risks, uncertainties and assumptions. As a result of many factors, including those factors set forth in the “Risk Factors” section in Form S-1/A registration statement, filed on August 4, 2025, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in this Annual Report.

Overview

The Company was incorporated on July 08, 2024. Our cash and cash equivalents are $56,936. For the year ended March 31, 2026, the Company incurred a net loss of $10,827 and a positive cash flow from operating activities of $10,981. As reflected in the financial statements, the Company had an accumulated deficit of $13,647.

The Company expects to finance its operations primarily through cash flow from revenue and continuing financial support from a shareholder. In the event that we require additional funding to finance the growth of the Company’s current and expected future operations as well as to achieve our strategic objectives, the shareholder has indicated the intent and ability to provide additional financing.

No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

Results of operations for the year ended March 31, 2026

Revenues

For the years ended March 31, 2026 and 2025, the Company has generated a revenue of $40,667 and $6,500 respectively. The revenue was generated as a result of the Company having provided financial consulting services to three Australian and New Zealand companies listed or seeking to list on the U.S. OTC markets.

General and Administrative Expenses

For the years ended March 31, 2026 and 2025, the Company incurred general and administrative expenses of $51,494 and $9,320 respectively. These were primarily comprised of audit fees, stock and registrar fees, legal fees and other professional fees.

Net Loss

For the years ended March 31, 2026 and 2025, the Company incurred a net loss of $10,827 and $2,820 respectively.

Liquidity and Capital Resources

Cash Provided by Operating Activities

For the year ended March 31, 2026, net cash provided by operating activities was $10,981. Cash provided by operating activities was attributable to net loss from operation, increase in prepayment, increase in other payable, increase in advances from customers, and increase in amounts due to a related party.

Net cash provided by operating activities was $6,455 from July 08, 2024 (Date of Inception) to March 31, 2025. Cash provided by operating activities was attributable to increases in the amount due to our director.

Cash Used in Investing Activity

For the period ended March 31, 2026, the Company had realized “cash used in investing activity” of $579. The cash used in investing activity was attributable to the purchase of plant and equipment.

For the period ended March 31, 2025, the Company had realized “cash used in investing activity” of $5,455. The cash used in investing activity was attributable to the purchase of plant and equipment.

Cash Provided by Financing Activity

For the year ended March 31, 2026, the Company received $38,079 from financing activities, consisting of $36,000 from the issuance of common stock pursuant to our initial public offering completed on September 30, 2025, and $2,079 in proceeds from a related party.

For the period ended March 31, 2025, the Company had realized “cash from financing activities” of $7,455, of which $2,000 was from the issuance of shares and $5,455 was from related-party loans.

Off-Balance Sheet Arrangement

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of March 31, 2026.

Contractual Obligation

As a smaller reporting company, we are not required to provide the aforementioned information.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are located following the signature page of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer concluded as of March 31, 2026, that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties and effective risk assessment ; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; and (4) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2026.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The internal controls for the Company are provided by executive management’s review and approval of all transactions. Our internal control over financial reporting also includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2026. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of March 31, 2026, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will increase our personnel resources and technical accounting expertise within the accounting function. We will create a position to segregate duties consistent with control objectives. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this Report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting:

This annual report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered independent public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the present directors and executive officers of the Company. Note that there are no other persons who have been nominated or chosen to become directors nor are there any other persons who have been chosen to become executive officers. There are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Name	Age	Positions and Offices

Jianing Yang	43	Chief Executive Officer, President, Secretary, Treasurer, Director

Jianing Yang - Chief Executive Officer, President, Secretary, Treasurer, Director

Ms. Yang has extensive experience in financial consulting and management. She began her career at RSM Australia, where she worked as an Audit Associate from 2006 to 2009 and subsequently as an Audit Senior from 2010 to 2013. From 2014 to 2017, she served as Finance Manager for Kohler Australia. Between 2018 and 2023, Ms. Yang worked as an independent financial consultant, assisting various small and medium-sized companies in Australia and New Zealand. Ms. Yang holds a Bachelor of Commerce degree from Massey University in New Zealand, awarded in 2004, and a Master of Commerce degree from the University of New South Wales in Australia, awarded in 2006.

In July 2024, Ms. Yang founded Yellowstone Group Ltd and currently serves as its Chief Executive Officer, President, Secretary, Treasurer, and Director.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and Directors as the Company is not required to do so.

In lieu of an Audit Committee, the Company’s Board of Directors, is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company’s financial statements and other services provided by the Company’s independent public accountants. The Board of Directors and the Chief Executive Officer of the Company review the Company’s internal accounting controls, practices and policies.

Committees of the Board

Our Company currently does not have nominating, compensation, or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter. Our Director(s) believe that it is not necessary to have such committees, at this time, because the Directors can adequately perform the functions of such committees.

Audit Committee Financial Expert

Our Board of Directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(D)(5) of Regulation S-K, nor do we have a Board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the FINRA Rules.

We believe that our Director(s) are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The Director(s) of our Company does not believe that it is necessary to have an audit committee because management believes that the Board of Directors can adequately perform the functions of an audit committee. In addition, we believe that retaining an independent Director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact that we have not generated any positive cash flows from operations to date.

Involvement in Certain Legal Proceedings

Our Directors and our Officers have not been involved in any of the following events during the past ten years:

1.	bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his/her involvement in any type of business, securities or banking activities; or
4.	being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.
5.	Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;
6.	Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;
7.	Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) Any Federal or State securities or commodities law or regulation; or(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
8.

Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Independence of Directors

We are not required to have independent members of our Board of Directors, and do not anticipate having independent Directors until such time as we are required to do so.

Code of Ethics

We have not adopted a formal Code of Ethics. The Board of Directors evaluated the business of the Company and the number of employees and determined that since the business is operated by a small number of persons, general rules of fiduciary duty and federal and state criminal, business conduct and securities laws are adequate ethical guidelines. In the event our operations, employees and/or Directors expand in the future, we may take actions to adopt a formal Code of Ethics.

Shareholder Proposals

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for Directors. The Board of Directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our President, at the address appearing on the first page of this Information Statement.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms furnished to us and written representations by our officers and directors regarding their compliance with applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all Section 16(a) filing requirements for our executive officers, directors and 10% stockholders were met during the year ended March 31, 2026.

ITEM 11. EXECUTIVE COMPENSATION

MANAGEMENT COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the fiscal years ended March 31, 2026 and 2025:

Summary Compensation Table

Summary Compensation Table
Name and principal position (a)	Year ended March 31 (b)	Salary ($) (c)	Bonus ($) (d)	Stock Compensation ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Jianing Yang, Chief Executive Officer, President, Secretary, Treasurer, Director	2026	$-	-	-	-	-	-	-	$-
Jianing Yang, Chief Executive Officer, President, Secretary, Treasurer, Director	2025	$-	-	-	-	-	-	-	$-

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

Employment Agreements

We do not have an employment or consulting agreement with any officers or Directors..

Compensation Discussion and Analysis

Director Compensation

Our Board of Directors does not currently receive any consideration for their services as members of the Board of Directors. The Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock-based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

Executive Compensation Philosophy

Our Board of Directors determines the compensation given to our executive officers in their sole determination. Our Board of Directors reserves the right to pay our executive or any future executives a salary, and/or issue them shares of common stock in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock-based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Board of Directors has not granted any performance base stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

Incentive Bonus

The Board of Directors may grant incentive bonuses to our executive officer and/or future executive officers in its sole discretion, if the Board of Directors believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives.

Long-term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award our executive and any future executives with long-term, stock-based compensation in the future, at the sole discretion of our Board of Directors, which we do not currently have any immediate plans to award.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 31, 2026, the Company has 22,400,000 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Voting Shares of Preferred Stock	Preferred Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned
Executive Officers and Directors
Jianing Yang Title: President, Secretary, Treasurer, Chief Executive Officer, and Director Address: 48 Janice Street, Seven Hills, Sydney, NSW 2147, Australia	20,000,000	89%	-	-	89%
5% or Greater Shareholders
None	-	-	-	-	-

*Officers and or Directors who may hold a 5% or greater controlling interest in the Company are included above, but only under the subtitle, “Executive Officers and Directors”.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

On July 08, 2024, the Company issued 20,000,000 shares of restricted common stock, with $0.0001 per share, to Ms. Jianing Yang in consideration of $2,000. The $2,000 in proceeds went to the Company to be used as working capital.

Ms. Jianing Yang, currently our major shareholder, serves as our Chief Executive Officer, President, Secretary, Treasurer and Director.

In regards to all of the above transactions we claim an exemption from registration afforded by Section 4a(2) and/or Regulation S of the Securities Act of 1933, as amended (“Regulation S”) due to the fact that all sales of stock were made to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

As of March 31, 2026, our sole director, Ms. Jianing Yang, advanced $7,534 to the Company, which is unsecured and non-interest bearing with repayable on demand.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officer(s), Director(s) and significant stockholders. We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof. On a moving forward basis, our Directors will continue to approve any related party transaction.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firms for the fiscal years ended March 31, 2026 and 2025. We have engaged EliteCPA P.C. as our independent registered public accounting firm since March 28, 2025.

ACCOUNTING FEES AND SERVICES	2026	2025

Audit fees	$17,800	$8,500

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents.

All of the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by our board of directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Yellowstone Group Ltd

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Yellowstone Group Ltd (the “Company”) as of March 31, 2026, and the related statement of operations, of comprehensive loss, of changes in shareholders’ deficit, and statement of cash flows for the year ended March 31, 2026, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2026, and the results of its operations and its cash flows for the period ended March 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ ELITECPA P.C.
We have served as the Company’s auditor since 2025.
Piscataway, New Jersey June 25, 2026

Item 1. Financial Statements

YELLOWSTONE GROUP LTD

BALANCE SHEETS

	As of	As of
	March 31, 2026	March 31, 2025

ASSETS
Current assets
Cash and cash equivalents	$56,936	$8,455
Prepayment and deposit	$1,336	-
Total current assets	$58,272	8,455

Non - current asset
Plant and equipment, net	$3,248	$4,680
Total non - current asset	3,248	4,680

TOTAL ASSETS	$61,520	$13,135

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,500	$8,500
Other payable	17,800	-
Advances from customers	3,333	-
Amounts due to a related party	7,534	5,455
Total current liabilities	37,167	13,955

Total liabilities	$37,167	$13,955

Commitments and contingencies	-	-

Stockholders’ equity
Common stock – Par value $ 0.0001; Authorized: 75,000,000 shares; Issued and outstanding: 22,400,000 and 20,000,000 shares as of March 31, 2026 and March 31, 2025	$2,240	$2,000
Additional paid in capital	35,760	-
Accumulated deficit	(13,647)	(2,820)
Total stockholders’ equity	$24,353	$(820)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$61,520	$13,135

The accompanying notes are an integral part of these financial statements.

YELLOWSTONE GROUP LTD

STATEMENTS OF OPERATIONS

	For the Year ended March 31
	2026	2025
Revenue	$40,667	$6,500

Operating expenses
General and administrative expenses	(51,494)	(9,320)
Total operating expenses	(51,494)	(9,320)

Loss from operations	(10,827)	(2,820)

Net Loss	(10,827)	(2,820)

Earnings per share
Net loss per common share – basic and diluted	(0.0005)	(0.0014)

Weighted average number of common stock
Basic and diluted	21,391,945	2,022,472

The accompanying notes are an integral part of these financial statements.

F-3

YELLOWSTONE GROUP LTD

STATEMENTS OF COMPREHENSIVE LOSS

	For Year ended March 31
	2026	2025
	(Audited)	(Audited)

Net Loss	(10,827)	(2,820)
Other comprehensive (loss) income
Foreign currency translation adjustments, net of tax of nil
Comprehensive loss attributable to Yellowstone Group Ltd	(10,827)	(2,820)
Total comprehensive loss attributable to common shares of Yellowstone Group Ltd	(10,827)	(2,820)

YELLOWSTONE GROUP LTD

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional paid in	Accumulated
	Shares	Amount	capital	Deficit	Total
Balance as of July 08, 2024 (Date of Inception)	-	-		-	-
Net loss	-	-		(2,820)	(2,820)
Issuance of share capital, founder’s shares	20,000,000	2,000			2,000
Balance as of March 31, 2025	20,000,000	2,000		(2,820)	(820)
Initial public offering	2,400,000	240	35,760		36,000
Net loss				(10,827)	(10,827)
Balance as of March 31, 2026	22,400,000	2,240	35,760	(13,647)	24,353

The accompanying notes are an integral part of these financial statements.

YELLOWSTONE GROUP LTD

STATEMENTS OF CASH FLOWS

	For the Year ended March 31
	2026	2025
Cash Flows From Operating Activities:
Net loss	$(10,827)	$(2,820)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,011	775
Changes in operating assets and liabilities:
Prepayment	(1,336)	-
Accounts payable	-	8,500
Other payable	17,800	-
Advances from customers	3,333	-
Net cash provided by operating activities	10,981	6,455

Cash Flows From Investing Activity:
Purchase of plant and equipment	(579)	(5,455)
Net cash used in investing activity	(579)	(5,455)

Cash Flows From Financing Activity:
Proceeds from issuance of shares	36,000	2,000
Proceeds from related-party loans	2,079	5,455
Net cash provided by financing activity	38,079	7,455

Net change in cash and cash equivalents	48,481	8,455
Cash and cash equivalents, beginning of period	8,455	-
Cash and cash equivalents, end of period	$56,936	$8,455

Supplemental cash flows information

Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these financial statements.

YELLOWSTONE GROUP LTD

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

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

The Company’s executive office is located at 48 Janice Street, Seven Hills, Sydney, NSW 2147, Australia.

2. Summary of Significant Accounting Policies

(a) Basis of presentation

The accompanying financial statements of the Company are prepared pursuant to the rules and regulations of the U.S. Securities and Exchanges Commission (“SEC”) and in conformity with generally accepted accounting principles in the U.S. (“US GAAP”). The Company has adopted March 31 as its fiscal year end.

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

Accounts Receivable and allowance for credit losses. Trade receivables are uncollateralized customer obligations due under normal trade terms. The Company has established procedures to monitor credit risk. The estimated allowance is based on an analysis that estimates the amount of its total customer receivable balance that is not collectible. This analysis includes assessing a default probability to customers’ receivable balances, which is influenced by several factors including (i) current market conditions, (ii) periodic review of customer credit worthiness, and (iii) review of customer receivable aging and payment trends. Write-offs are recorded at the time a customer receivable is deemed uncollectible. In accordance with Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses, Measurement of Credit Losses on Financial Instruments the Company recognizes expected credit losses based on a broader range of reasonable and supportable information to inform credit loss estimates.The Company accrued allowance for credit losses of nil for the year ended March 31, 2026.

(e) Plant and equipment, net

Plant and equipment are stated at cost less accumulated depreciation and impairment. Depreciation of plant, equipment and software are calculated on the straight-line method over their estimated useful lives or lease terms generally as follows:

Classification	Useful Life
Computer and software	3 years
Furniture and fixtures	3 years

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

The Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The Company recognizes revenue when the promised services are completed and delivered to the customer in an amount that reflects the consideration the Company expects to receive.

The Company generates revenue from preparing annual and quarterly financial statements and reports. For annual service agreements, revenue is recognized separately upon completion and delivery of each quarterly financial statement and report and the annual financial statement and report to the customer. The Company does not recognize revenue in full at contract inception or simply on a straight-line basis over the service period.

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

(l) Recently issued and adopted accounting pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, requiring public entities to disclose information about their reportable segment’s significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. The Company adopted ASU 2023-07during the year ended March 31, 2025. See Note 12 Segment reporting in the accompanying notes to the consolidated financial statements for further detail.

3. Cash and Cash Equivalents

	As of March 31, 2026	As of March 31, 2025

Cash and cash equivalents	$56,936	$8,455
Total	$56,936	$8,455

4. Property and equipment, net

Plant and equipment consisted of the following as of March 31, 2026 and March 31, 2025:

	As of March 31, 2026	As of March 31, 2025

Computer and software	$5,455	$5,455
Furniture and fixtures	579	-
Less: Accumulated depreciation	(2,786)	(775)
Plant and equipment, net	$3,248	$4,680

Depreciation expense for the years ended March 31, 2026 and March 31, 2025 was $2,011 and $775 respectively.

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

For the years ended March 31, 2026 and March 31, 2025, the balance amount due to related parties were as follows:

Balance amount with Related Parties:

	As of March 31, 2026	As of March 31, 2025

Amount due to related parties	$7,534	$5,455
Total	$7,534	$5,455

6. Ordinary Shares

The Company has 75,000,000 shares of commons stock authorized.

On March 5, 2025, Jianing Yang, subscribed 20,000,000 shares of common stock at $0.0001 per share for a total subscription value of $2,000. On September 30, 2025, the Company resolved to close the public offering pursuant to Form S-1, resulting in 2,400,000 shares of common stock being sold at $0.015 per share for a total of $36,000. The proceed of $36,000 went directly to the Company and shall be utilized pursuant to the use of proceed stated in the Form S-1.

As of March 31, 2026, the Company has 22,400,000 shares of common stock issued and outstanding.

7. Revenue

	For the Year Ended March 31, 2026	For the Year Ended March 31, 2025

Financial consulting services	$40,667	$6,500
Total	$40,667	$6,500

8. Income Taxes

The loss from operation before income tax of the Company for the years ended March 31, 2026 and 2025 were comprised of the following:

	For the Year Ended March 31, 2026	For the Year Ended March 31, 2025
Tax jurisdictions from:
– Local	$(10,827)	$(2,820)
Loss before income taxes	$(10,827)	$(2,820)

United States of America

The Tax Act reduces the U.S. statutory corporate tax rate from 35% to 21% for our tax years beginning in 2018, which resulted in the re-measurement of the federal portion of our deferred tax assets from the 35% to 21% tax rate. The Company is registered in the State of Nevada and is subject to United States of America tax law. As of March 31, 2026, the operations in the United States of America incurred $10,827 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The Company has provided for a full valuation allowance of approximately $2,274 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of Mach 31, 2026 and March 31, 2025:

	As of	As of
	March 31, 2026	March 31, 2025
Deferred tax assets:

Net operating loss carryforwards
– United States of America	$2,274	$592

Less: valuation allowance	(2,274)	(592)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $2,274 as of March 31, 2026.

9. Net Loss per Ordinary Share

Net loss per ordinary share was computed by dividing net loss attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding for the years ended March 31, 2026 and 2025:

	For the Year ended	For the Year ended
	March 31, 2026	March 31, 2025
	US$	US$

Numerator:
Net loss —basic and diluted	(10,827)	(2,820)
Net loss attributable to ordinary shareholders	(10,827)	(2,820)
Shares (Denominator):
Weighted average number of ordinary shares outstanding	21,391,945	2,022,472
Basic and diluted
Net loss per share—basic and diluted	(0.0005)	(0.0014)

10. Concentrations of risk

Customer Concentration

For the year ended March 31, 2026, there were three customers who accounted for 100% of the Company’s revenues. The customer who accounted for 100% of the Company’s revenues and its outstanding receivable balance at period-end is presented below:

	From the Year ended March 31, 2026
	Revenue	Percentage of Revenue	Accounts receivable
	US$	%	US$

Customer A	22,000	54.1%	-
Customer B	15,000	36.9%
Customer C	3,667	9.0%	-
Total	40,667	100%	-

From July 8, 2024 to March 31, 2025, there were two customers who accounted for 100% of the Company’s revenues. The customers who accounted for 100% of the Company’s revenues and its outstanding receivable balance at period-end is presented below:

	From July 8, 2024 to March 31, 2025
	Revenue	Percentage of Revenue	Accounts receivable
	US$	%	US$

Customer A	5,500	84.6%	-
Customer B	1,000	15.4%	-
Total	6,500	100%	-

11. Commitments and contingencies

The Company did not have other significant capital commitments or significant guarantees as of March 31, 2026, respectively.

12. Segment reporting

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer and the Chief Financial Officer, who review the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net loss that also is reported on the statement of operations as net loss. The measure of segment assets is reported on the balance sheet as total assets.

	For the Year ended March 31
	2026	2025
Revenue	$40,667	$6,500

Operating expenses
General and administrative expenses	(51,494)	(9,320)
Total operating expenses	(51,494)	(9,320)

Loss from operations	(10,827)	(2,820)

Net Loss	(10,827)	(2,820)

13. Subsequent Event

Management has evaluated subsequent events through the date of this filing. All subsequent events requiring recognition as of March 31, 2026 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events”.

(b) Exhibits

The following exhibits are filed herewith:

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer, principal financial officer*

32.1	Section 1350 Certification of principal executive officer, principal financial officer and principal accounting officer*

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith

ITEM 16. FORM 10-K SUMMARY

As permitted, the registrant has elected not to supply a summary of information required by Form 10-K.

24

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Yellowstone Group Ltd

Date: June 25, 2026	By:	/s/ Jianing Yang
Jianing Yang
Chief Executive Officer, President, Secretary,
Treasurer, and Director
(Principal Executive Officer, Principal Financial

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jianign Yang	Chief Executive Officer, President, Secretary, Treasurer, Director
Jianing Yang	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	June 25, 2026

25