Form 10-Q
period 2026-06-30
Yellowstone Group Ltd.
filed 2026-08-10
CIK 2071489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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

N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name on each exchange on which registered
N/A	N/A	N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on June 30, 2026
Common Stock, $0.0001 par value	22,400,000

PART I — FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

YELLOWSTONE GROUP LTD

BALANCE SHEETS

	As of	As of
	June 30, 2026	March 31, 2026
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$44,126	$56,936
Accounts receivable	$-	-
Prepayment and deposit	$10,491	1,336
Total current assets	$54,617	58,272

Non - current asset
Plant and equipment, net	$2,745	$3,248
Total non - current asset	2,745	3,248

TOTAL ASSETS	$57,362	$61,520

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,100	$8,500
Other payable	26,300	17,800
Advances from customers	666	3,333
Amounts due to a related party	7,534	7,534
Total current liabilities	37,600	37,167

Total liabilities	$37,600	$37,167

Stockholders’ equity
Common stock – Par value $ 0.0001; Authorized: 75,000,000 shares; Issued and outstanding: 22,400,000 shares as of June 30, 2026 and March 31, 2026	$2,240	$2,240
Additional paid in capital	35,760	35,760
Accumulated deficit	(18,238)	(13,647)
Total stockholders’ equity	$19,762	$24,353
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$57,362	$61,520

The accompanying notes are an integral part of these financial statements.

YELLOWSTONE GROUP LTD

STATEMENT OF OPERATIONS

	Three months ended June 30
	2026	2025
Revenue	$10,166	$7,667

Operating expenses
General and administrative expenses	14,757	6,280
Total operating expenses	14,757	6,280

Loss from operations	(4,591)	1,387

Other income	-	-

Net (loss) income	(4,591)	1,387

Earnings per share
Net (loss) income per common share – basic and diluted	(0.0002)	0.0001

Weighted average number of common stock
Basic and diluted	22,400,000	20,000,000

The accompanying notes are an integral part of these financial statements.

F-2

YELLOWSTONE GROUP LTD

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three months ended June 30
	2026	2025
	(Unaudited)	(Unaudited)

Net income (loss)	(4,591)	1,387
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax of nil
Comprehensive income (loss) attributable to Yellowstone Group Ltd	(4,591)	1,387
Total comprehensive income (loss) attributable to common shares of Yellowstone Group Ltd	(4,591)	1,387

YELLOWSTONE GROUP LTD

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Additional paid in	Accumulated
	Shares	Amount	capital	Deficit	Total
Balance as of June 30, 2025	20,000,000	2,000	0	(1,433)	567
Net income	-	-	-	3,804	3,804
Initial public offering	2,400,000	240	35,760	-	36,000
Balance as of September 30, 2025	22,400,000	2,240	35,760	2,371	40,371
Net loss	-	-	-	(14,846)	(14,846)
Balance as of December 31, 2025	22,400,000	2,240	35,760	(12,475)	25,525
Net loss	-	-	-	(1,172)	(1,172)
Balance as of March 31, 2026	22,400,000	2,240	35,760	(13,647)	24,353
Net loss	-	-	-	(4,591)	(4,591)
Balance as of June 30, 2026	22,400,000	2,240	35,760	(18,238)	19,762

The accompanying notes are an integral part of these financial statements.

YELLOWSTONE GROUP LTD

STATEMENT OF CASH FLOWS

	Three months ended June 30
	2026	2025
Cash Flows From Operating Activities:
Net (loss) income	$(4,591)	$1,387
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	503	503
Changes in operating assets and liabilities:
Accounts receivable	-	-
Prepayment	(9,155)	(3,340)
Accounts payable	(5,400)	(5,400)
Other payable	8,500	8,500
Advances from customers	(2,667)	3,333
Net cash provided by/(used in) operating activities	(12,810)	4,982

Cash Flows From Investing Activity:
Purchase of plant and equipment	-	(579)
Net cash provided by/(used in) investing activity	-	(579)

Cash Flows From Financing Activity:
Proceeds from issuance of shares	-	-
Proceeds from related-party loans	-	2,079
Net cash provided by/(used in) financing activity	-	2,079

Net change in cash and cash equivalents	(12,810)	6,482
Cash and cash equivalents, beginning of period	56,936	8,455
Cash and cash equivalents, end of period	$44,126	$14,937

Supplemental cash flows information

Income taxes paid	$-	$-
Interest paid	$-	$-

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

The Company’s executive office is located at 48 Janice Street, Seven Hills, Sydney, NSW 2147, Australia.

2. Summary of Significant Accounting Policies

(a) Basis of presentation

The financial statements for Yellowstone Group Ltd for three months ended June 30, 2026 are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The Company has adopted March 31 as its fiscal year end.

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

Accounts Receivable and allowance for credit losses. Trade receivables are uncollateralized customer obligations due under normal trade terms. The Company has established procedures to monitor credit risk. The estimated allowance is based on an analysis that estimates the amount of its total customer receivable balance that is not collectible. This analysis includes assessing a default probability to customers’ receivable balances, which is influenced by several factors including (i) current market conditions, (ii) periodic review of customer credit worthiness, and (iii) review of customer receivable aging and payment trends. Write-offs are recorded at the time a customer receivable is deemed uncollectible. In accordance with Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses, Measurement of Credit Losses on Financial Instruments the Company recognizes expected credit losses based on a broader range of reasonable and supportable information to inform credit loss estimates. The Company accrued allowance for credit losses of nil for the three months ended June 30, 2026.

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

The Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Under Topic 606, the Company records revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable. The Company generates revenue from preparing annual and quarterly financial statements and reports. Revenue is recognized upon completion and delivery of each quarterly financial statement and report and annual financial statement and report to the customer.

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

(i) Comprehensive Loss

Comprehensive income (loss) includes all changes in equity except those resulting from investments by owners and distributions to owners. For the periods presented, the Company’s total comprehensive income (loss) includes net loss.

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

3. Cash and Cash Equivalents

The following is a summary of cash and cash equivalents:

	As of June 30, 2026	As of March 31, 2026

Cash and cash equivalents	$44,126	$56,936
Total	$44,126	$56,936

4. Property and equipment, net

Property and equipment consisted of the following as of June 30, 2026:

	As of June 30, 2026	As of March 31, 2026

Computer and Software	$5,455	$5,455
Furniture and fixtures	579	579
Less: accumulated depreciation	(3,289)	(2,786)
Property and equipment, net	$2,745	$3,248

Depreciation expense for the three months ended June 30, 2026 and June 30, 2025 were $503 and $503, respectively.

5. Related Party Transactions

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence. Related parties may be individuals or corporate entities.

For the period ended June 30, 2026 and March 31, 2026, the balance amounts due to related parties were as follows:

Balance amount with Related Parties:

	As of June 30, 2026	As of March 31, 2026

Amount due to related parties	$7,534	$7,534

The balance represents advances from Jianing Yang, the Company’s CEO, President, Secretary, Treasurer and Director. The amount is unsecured, non-interest bearing and repayable on demand.

6. Shareholders’ Equity

The Company has 75,000,000 shares of common stock authorized.

On March 5, 2025, Jianing Yang, subscribed 20,000,000 shares of common stock at $0.0001 per share for a total subscription value of $2,000.

On August and September 2025, the Company issued 2,400,000 shares of common stock at $0.015 per share through an initial public offering. The common stock has a par value of $0.0001 per share, resulting in total proceeds of $36,000, which were allocated as $240 to Common Stock and $35,760 to Additional Paid-in Capital.

As of June 30, 2026, the Company has 22,400,000 shares of common stock issued and outstanding.

7. Revenue

	Three months ended June 30
	2026	2025

Financial consulting services	$10,166	$7,667
Total	$10,166	$7,667

Financial consulting services for the three months ended June 30, 2026 and June 30, 2025 were $10,166 and $7,667, respectively

8. Net Loss per Common Share

Net loss per common share was computed by dividing net loss attributable to common shareholders by the weighted average number of ordinary shares outstanding for the three months ended June 30, 2026 and June 30, 2025:

	Three months ended June 30
	2026	2025

Numerator:
Net (loss) income —basic and diluted	(4,591)	1,387
Net (loss) income attributable to common shareholders	(4,591)	1,387
Shares (Denominator):
Weighted average number of common shares outstanding	22,400,000	20,000,000
Basic and diluted
Net (loss) income per share—basic and diluted	(0.0002)	0.0001

9. Concentrations of risk

Customer Concentration

For the three months ended June 30, 2026, there were three customers who accounted for 100% of the Company’s revenues.

The following table summarized customers with greater than 10% of the revenues and its accounts receivable balance:

	For the three months ended June 30, 2026
	Revenue	Percentage of Revenue	Accounts receivable
	US$	%	US$

Customer A	5,500	54%	-
Customer B	3,000	30%	-
Customer C	1,666	16%	-
Total	10,166	100%	-

10. Commitments and contingencies

The Company did not have other significant capital commitments or significant guarantees as of June 30, 2026.

11. Subsequent Event

Management has evaluated subsequent events through the date of this filing. All subsequent events requiring recognition as of June 30, 2026 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events”.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarterly report on Form 10-Q is intended to update the information contained in our Form S-1/A dated July 17, 2025, for the period from inception on July 08, 2024 to March 31, 2025 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis” and other information contained in such Form S-1/A. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

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

The Company’s executive office is located at 48 Janice Street, Seven Hills, Sydney, NSW 2147, Australia. We offer financial consulting services to small Australian and New Zealand companies with limited resources and annual turnover of less than $1 million USD, listed or seeking to list on the U.S. OTC markets, specializing in the preparation of annual and quarterly financial statements and reports.

Results of operations for the three months ended June 30, 2026

Revenues

For the three months ended June 30, 2026, the Company generated revenue in the amount of $ 10,166. The revenue was generated as a result of the Company having provided financial consulting services to three Australian and New Zealand companies listed or seeking to list on the U.S. OTC markets.

General and Administrative Expenses

For the three months ended June 30, 2026, the Company had general and administrative expenses in the amount of $14,757. These were primarily comprised of bank charges and professional fees.

Net Loss

Our net loss for the three months ended June 30, 2026 was $4,591. Revenue increased by $2,499, or 33%, primarily due to additional financial consulting services provided during the quarter. Operating expenses increased by $8,477 primarily due to increased professional fees and depreciation expenses, resulting in a net loss compared with net income in the prior period.

Liquidity and Capital Resources

Cash Used in Operating Activities

Net cash used in operating activities was $12,810 for the three months ended June 30, 2026. Cash used in operating activities was primarily attributable to increases in prepayments and decreases in accounts payable and advances from customers, partially offset by an increase in other payables.

Cash Used In Investing Activity

For the three months ended June 30, 2026, the Company has used $0 in investing activity.

Cash Provided by Financing Activity

For the three months ended June 30, 2026, the Company has received $0 from financing activity.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer concluded that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties and effective risk assessment; and (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; and (4) lack of internal audit functiondue to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope andeffectiveness of the internal audit function are yet to be developed. The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of June 30, 2026.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2026. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

As of June 30, 2026, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, our internal control over financial reporting was not effective due to the presence of material weaknesses.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

Date: August 10, 2026

By:	/s/ JIANING YANG
Jianing Yang
Title:	Chief Executive Officer, President, Secretary, Treasurer, Director
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

-8-