Form 10-Q
period 2026-09-30
Yellowstone Group Ltd.
filed 2026-11-03
CIK 2071489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2026

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

N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name on each exchange on which registered
N/A	N/A	N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on October 31, 2026
Common Stock, $0.0001 par value	22,400,000

PART I — FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

YELLOWSTONE GROUP LTD

BALANCE SHEET

	As of	As of
	September 30, 2026	March 31, 2026
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$45,897	$56,936
Accounts receivable	$-	-
Prepayment and deposit	$10,742	1,336
Total current assets	$56,639	58,272

Non - current asset
Plant and equipment, net	$2,242	$3,248
Total non - current asset	2,242	3,248

TOTAL ASSETS	$58,881	$61,520

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,100	$8,500
Other payable	29,400	17,800
Advances from customers	333	3,333
Amounts due to a related party	7,534	7,534
Total current liabilities	40,367	37,167

Total liabilities	$40,367	$37,167

Stockholders’ equity
Common stock – Par value $ 0.0001; Authorized: 75,000,000 shares; Issued and outstanding: 22,400,000 shares as of September 30, 2026 and March 31, 2026	$2,240	$2,240
Additional paid in capital	35,760	35,760
Accumulated deficit	(19,486)	(13,647)
Total stockholders’ equity	$18,514	$24,353
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$58,881	$61,520

The accompanying notes are an integral part of these financial statements.

YELLOWSTONE GROUP LTD

STATEMENT OF OPERATIONS

	Three months ended September 30		Six months ended September 30
	2026	2025	2026	2025
Revenue	$6,833	$11,000	$17,000	$18,667

Operating expenses
General and administrative expenses	7,578	6,693	21,833	12,470
Depreciation	503	503	1,006	1,006
Total operating expenses	8,081	7,196	22,839	13,476

Income (Loss) from operations	(1,248)	3,804	(5,839)	5,191

Other income	-	-	-	0

Net income (loss)	(1,248)	3,804	(5,839)	5,191

Earnings per share
Net income (loss) per common share – basic and diluted	(0.0001)	0.0002	(0.0003)	0.0003

Weighted average number of common stock
Basic and diluted	22,400,000	20,836,304	22,400,000	20,420,437

The accompanying notes are an integral part of these financial statements.

YELLOWSTONE GROUP LTD

STATEMENTS OF Comprehensive Income (Loss)

	Three months ended September 30		Six months ended September 30
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Income (loss)	(1,248)	3,804	(5,839)	5,191
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax of nil
Comprehensive income (loss) attributable to Yellowstone Group Ltd	(1,248)	3,804	(5,839)	5,191
Total Comprehensive income (loss) attributable to common shares of Yellowstone Group Ltd	(1,248)	3,804	(5,839)	5,191

YELLOWSTONE GROUP LTD

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Additional paid in	Accumulated
	Shares	Amount	capital	Deficit	Total
Balance as of September 30, 2025	22,400,000	2,240	35,760	2,371	40,371
Net loss	-	-	-	(14,846)	(14,846)
Balance as of December 31, 2025	22,400,000	2,240	35,760	(12,475)	25,525
Net loss	-	-	-	(1,172)	(1,172)
Balance as of March 31, 2026	22,400,000	2,240	35,760	(13,647)	24,353
Net loss	-	-	-	(4,591)	(4,591)
Balance as of June 30, 2026	22,400,000	2,240	35,760	(18,238)	19,762
Net loss	-	-	-	(1,248)	(1,248)
Balance as of September 30, 2026	22,400,000	2,240	35,760	(19,486)	18,514

The accompanying notes are an integral part of these financial statements.

YELLOWSTONE GROUP LTD

STATEMENT OF CASH FLOWS

	For the Six Months ended September 30
	2026	2025
Cash Flows From Operating Activities:
Net income (loss)	$(5,839)	$5,191
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,006	1,006
Changes in operating assets and liabilities:		-
Accounts receivable	-	-
Prepayment	(9,406)	(5,323)
Accounts payable	(5,400)	(5,250)
Other payable	11,600	11,600
Advances from customers	(3,000)	3,333
Net cash provided by/(used in) operating activities	(11,039)	10,557

Cash Flows From Investing Activity:
Purchase of plant and equipment	-	(579)
Net cash provided by/(used in) investing activity	-	(579)

Cash Flows From Financing Activity:
Proceeds from issuance of shares	-	36,000
Proceeds from related-party loans	-	2,079
Net cash provided by/(used in) financing activity	-	38,079

Net change in cash and cash equivalents	(11,039)	48,057
Cash and cash equivalents, beginning of period	56,936	8,455
Cash and cash equivalents, end of period	$45,897	$56,512

Supplemental cash flows information

Income taxes paid	$-	$-
Interest paid	$-	$-

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

The Company’s executive office is located at 48 Janice Street, Seven Hills, Sydney, NSW 2147, Australia.

2. Summary of Significant Accounting Policies

(a) Basis of presentation

The financial statements for Yellowstone Group Ltd for three and six months ended September 30, 2026 are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The Company has adopted March 31 as its fiscal year end.

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

Accounts Receivable and allowance for credit losses. Trade receivables are uncollateralized customer obligations due under normal trade terms. The Company has established procedures to monitor credit risk. The estimated allowance is based on an analysis that estimates the amount of its total customer receivable balance that is not collectible. This analysis includes assessing a default probability to customers’ receivable balances, which is influenced by several factors including (i) current market conditions, (ii) periodic review of customer credit worthiness, and (iii) review of customer receivable aging and payment trends. Write-offs are recorded at the time a customer receivable is deemed uncollectible. In accordance with Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses, Measurement of Credit Losses on Financial Instruments the Company recognizes expected credit losses based on a broader range of reasonable and supportable information to inform credit loss estimates. The Company accrued allowance for credit losses of nil for the three months ended September 30, 2026.

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

(f) Revenue Recognition

Revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods and services. The Company applies the following five-step model in order to determine this amount:

(i)	identification of the contract with a customer;

(ii)	identification of the performance obligations in the contract;

(iii)	measurement of the transaction price, including the constraint on variable consideration;

(iv)	allocation of the transaction price to the performance obligations; and

(v)	recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. Revenue is recognized when or as the Company satisfies a performance obligation by transferring control of the promised services to the customer, in an amount that reflects the consideration the Company expects to receive in exchange for those services. The Company generates revenue from preparing annual and quarterly financial statements and reports. Revenue is recognized upon completion and delivery of each quarterly financial statement and report and annual financial statement and report to the customer.

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

(i) Comprehensive income (loss)

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

(l) Recently issued and adopted accounting pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, requiring public entities to disclose information about their reportable segment’s significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. The Company adopted ASU 2023-07 during the year ended March 31, 2025. See Note 11 Segment reporting in the accompanying notes to the financial statements for further detail.

3. Cash and Cash Equivalents

The following is a summary of cash and cash equivalents:

	As of September 30, 2026	As of March 31, 2026

Cash and cash equivalents	$45,897	$56,936
Total	$45,897	$56,936

4. Property and equipment, net

Property and equipment consisted of the following as of September 30, 2026:

	As of September 30, 2026	As of March 31, 2026

Computer and Software	$5,455	$5,455
Furniture and fixtures	579	579
Less: accumulated depreciation	(3,792)	(2,786)
Property and equipment, net	$2,242	$3,248

Depreciation expense for the three months ended September 30, 2026 and September 30, 2025 were $503 and $503, respectively.

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

For the period ended September 30, 2026 and March 31, 2026, the balance amounts due to related parties were as follows:

Balance amount with Related Parties:

	As of September 30, 2026	As of March 31, 2026

Amount due to related parties	$7,534	$7,534

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

As of September 30, 2026, the Company has 22,400,000 shares of common stock issued and outstanding.

7. Revenue

	Three months ended September 30
	2026	2025

Financial consulting services	$6,833	$11,000
Total	$6,833	$11,000

Financial consulting services for the three months ended September 30, 2026 and September 30, 2025 were $6,833 and $11,000, respectively

	Six months ended September 30
	2026	2025

Financial consulting services	$17,000	$18,667
Total	$17,000	$18,667

Financial consulting services for the six months ended September 30, 2026 and September 30, 2025 were $17,000 and $18,667, respectively

8. Net Income (Loss) per Common Share

Net Income (Loss) per common share was computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the three and six months ended September 30, 2026 and September 30, 2025:

	Three months ended September 30		Six months ended September 30
	2026	2025	2026	2025

Numerator:
Net Income (Loss) —basic and diluted	(1,248)	3,804	(5,839)	5,191
Net Income (Loss) attributable to common shareholders	(1,248)	3,804	(5,839)	5,191
Shares (Denominator):
Weighted average number of common shares outstanding	22,400,000	20,836,304	22,400,000	20,420,437
Basic and diluted
Net Income (Loss) per share—basic and diluted	(0.0001)	0.0002	(0.0003)	0.0003

9. Concentrations of risk

Customer Concentration

For the six months ended September 30, 2026, there were three customers who accounted for 100% of the Company’s revenues.

The following table summarized customers with greater than 10% of the revenues and its accounts receivable balance:

	For the six months ended September 30, 2026
	Revenue	Percentage of Revenue	Accounts receivable
	US$	%	US$

Customer A	11,000	64.8%	-
Customer B	3,000	17.6%	-
Customer C	3,000	17.6%	-
Total	17,000	100%	-

10. Commitments and contingencies

The Company did not have other significant capital commitments or significant guarantees as of September 30, 2026.

11. Segment reporting

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

The CODM assesses performance for the single segment and decides how to allocate resources based on income(loss) that also is reported on the statement of operations as net income(loss). The measure of segment assets is reported on the balance sheet as total assets.

	Three months ended September 30		Six months ended September 30
	2026	2025	2026	2025
Revenue	$6,833	$11,000	$17,000	$18,667

Operating expenses
General and administrative expenses	7,578	6,693	21,833	12,470
Depreciation	503	503	1,006	1,006
Total operating expenses	8,081	7,196	22,839	13,476

Income (Loss) from operations	(1,248)	3,804	(5,839)	5,191

Other income	-	-	-	0

Net income (loss)	(1,248)	3,804	(5,839)	5,191

12. Subsequent Event

Management has evaluated subsequent events through the date of this filing. All subsequent events requiring recognition as of September 30, 2026 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events”.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited interim financial statements and the related notes included in this Quarterly Report on Form 10-Q and our audited annual financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

This Quarterly Report on Form 10-Q contains forward-looking statements, including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict or are beyond our control. Actual results could differ materially from those expressed or implied by these statements. Investors should carefully consider the risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026, including the section entitled “Risk Factors,” together with the other information included in this Quarterly Report. Forward-looking statements speak only as of the date of this report. Readers should not place undue reliance on these statements. Except as required by applicable law, we undertake no obligation to update any forward-looking statements to reflect subsequent events or circumstances.

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

Results of operations for the three and six months ended September 30, 2026

Revenues

For the three months ended September 30, 2026, the Company generated revenue in the amount of $6,833. The revenue was generated as a result of the Company having provided financial consulting services to two Australian and New Zealand companies listed or seeking to list on the U.S. OTC markets.

For the six months ended September 30, 2026, the Company generated revenue in the amount of $ 17,000. The revenue was generated as a result of the Company having provided financial consulting services to three Australian and New Zealand companies listed or seeking to list on the U.S. OTC markets.

General and Administrative Expenses

For the three months ended September 30, 2026, the Company had general and administrative expenses in the amount of $7,578. These were primarily comprised of bank charges and professional fees.

For the six months ended September 30, 2026, the Company had general and administrative expenses in the amount of $21,833. These were primarily comprised of bank charges and professional fees.

Net Loss

Our net loss for the three months ended September 30, 2026 was $1,248.

Our net loss for the six months ended September 30, 2026 was $5,839.

Liquidity and Capital Resources

Cash Used in Operating Activities

Net cash used in operating activities was $11,039 for the six months ended September 30, 2026, primarily reflecting a net loss of $5,839, an increase in prepayments of $9,406, and decreases in accounts payable and advances from customers of $5,400 and $3,000, respectively, partially offset by an increase in other payables of $11,600 and non-cash depreciation expense of $1,006.

Cash Used In Investing Activity

For the six months ended September 30, 2026, the Company has used $0 in investing activity.

Cash Provided by Financing Activity

For the six months ended September 30, 2026, the Company has received $0 from financing activity.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2026. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer concluded that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties and effective risk assessment; and (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of September 30, 2026.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2026. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

As of September 30, 2026, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, our internal control over financial reporting was not effective due to the presence of material weaknesses.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the three months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 2, 2026

	By:	/s/ JIANING YANG
Jianing Yang
	Title:	Chief Executive Officer, President, Secretary, Treasurer, Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

-6-